Form 10-K405
period 1996-12-31
ASSOCIATES MANUFACTURED HOUSING PASS THROUGH CERT SER 1996-2
filed 1999-07-28
CIK 1089971

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from November 1, 1996 to December 31, 1996

Commission file number   333-53115

                    CS First Boston Mortgage Securities Corp.

            (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT,
          DATED AS OF NOVEMBER 1, 1996, PROVIDING FOR THE ISSUANCE OF
                    ASSOCIATES MANUFACTURED HOUSING CONTRACT
                   PASS-THROUGH CERTIFICATES, SERIES 1996-2)

       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                 333-53115                 13-3320910
          ----------------         ---------------            ---------------
          (State or Other           (Commission                (IRS Employer
          jurisdiction of            File Number)            Identification No.)
          incorporation)

     CS First Boston Mortgage Securities Corp.
     11 Madison Avenue
     New York, New York                                                 10010
     (Address of principal executive offices)                         (Zip Code)

-------------------------------------------------------------

Registrant's telephone number, including area code:             (212) 325-2000

Securities registered pursuant to Section 12 (b) of the Act:              None

Securities registered pursuant to Section 12 (g) of the Act:              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X           No
                                          --- ------       ----------
Trust does not have any voting stock.

Trust has not been involved in bankruptcy proceedings during the preceding five years.

Trust is not reporting as a corporate issuer.

                                     PART I

Item 1.   Business.

          Not Applicable.

Item 2.   Properties.

          The Associates Manufactured Housing Contract Pass-Through Certificates, Series 1996-2 (the "Certificates") were issued pursuant to a pooling and servicing agreement, dated as of November 1, 1996 (the "Agreement"), among CS First Boston Mortgage Securities Corp., as depositor (the "Depositor"), Ford Consumer Finance Company, Inc. as seller and servicer, and The Chase Manhattan Bank, as trustee (the "Trustee").

          The Certificates consist of five classes (each, a "Class") of Senior Certificates (respectively, the "Class A-1 Certificates," the "Class A-2 Certificates," the "Class A-3 Certificates," the "Class A-4 Certificates" and the "Class A-5 Certificates," and collectively, the "Class A Certificates" or the "Senior Certificates") and four Classes of subordinate Certificates (respectively, the "Class M Certificates," the "Class B-1 Certificates," the "Class B-2 Certificates" and the "Class R Certificates," and collectively, the "Subordinate Certificates"). The Certificates were issued in the amounts (with respect to each Class, the "Initial Certificate Principal Balance") and bear the pass-through rates (with respect to each Class, the "Pass-Through Rate") set forth below:

                                        Initial Certificate     Pass-Through
         Class                           Principal Balance          Rate
         -----                          -------------------     ------------
         Class A-1 Certificates            $ 96,750,000            5.70%
         Class A-2 Certificates            $ 64,700,000            6.05%
         Class A-3 Certificates            $ 63,470,000            6.35%
         Class A-4 Certificates            $ 36,350,000            6.60%
         Class A-5 Certificates            $ 74,885,000            6.90%
         Class M Certificates              $ 27,339,000            7.10%
         Class B-1 Certificates            $ 27,339,000            7.20%
         Class B-2 Certificates            $ 14,176,244            8.30%

         Class R Certificates

         The Associates Manufactured Housing Contract Pass-Through Certificates, Series 1996-2 (the "Certificates") represent beneficial interests in a trust (the "Trust"), the assets of which consist primarily of manufactured housing installment sales contracts and installment loan agreements (the "Contracts") originated or purchased by Ford Consumer Finance Company, Inc. ("FCFC") in the ordinary course of its business and conveyed by FCFC to CS First Boston Mortgage Securities Corp. (the "Depositor") and then conveyed by the Depositor to the Trust. Payments of principal and interest on the Certificates are distributed to Certificateholders on the fifteenth day of each month (or if such day is not a Business Day, the immediately succeeding Business Day). The rights to receive distributions of interest and principal by the holders of (i) the Class M Certificates is subordinated to such rights of the Senior Certificateholders, (ii) the Class B Certificates are subordinated to such rights of the Class A and Class M Certificateholders and (iii) the Class B-2 Certificateholders are subordinated to such rights of the Class A, Class M and Class B-1 Certificateholders.

         As of November 1, 1996, the Contract Pool consisted of 14,385 contracts having an aggregate principal balance of $405,009,244.00.

          As of December 31, 1996, the end of the year of the Trust for which this Form 10-K Annual Report is being filed, there were 14,170 contracts with an aggregate value of $397,230,563.57 outstanding.

       The change in the aggregate principal balance of the Contracts between November 1, 1996, and December 31, 1996, was due to: (i) scheduled principal payments, made by or on behalf of the Obligors on the Contracts; and (ii) payment in full of 194 Contracts. There were no repurchases of defaulted Contracts pursuant to the Reserve Fund. The net loss on Contracts for the period from November 1, 1996, through December 31, 1996, was $198,128.84. The aggregate amount recovered from sales of repossessed manufactured homes during the period was $275,169.51.

       At December 31, 1996, there were one hundred ninety (190) accounts with an aggregate principal balance of $4,465,182.02 that were 30-59 days delinquent, forty (40) accounts with an aggregate principal balance of $1,060,152.40 that were 60-89 days delinquent, and sixteen (16) accounts with an aggregate principal balance of $399,197.82 that was 90 or more days delinquent. The foregoing delinquent balances represent 1.102%, 0.262%, 0.099% respectively, of the outstanding pool balance as of December 31, 1996 (1.463% in total).

       FCFC transferred its manufactured housing finance business, including the Contracts and related servicing, to Associates Housing Finance LLC (formerly, Associates Housing Finance Services, Inc.), a wholly-owned subsidiary of Associates First Capital Corporation, effective as of March1, 1997.

Item 3.   Legal Proceedings.

          The Registrant knows of no material legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Company, as Servicer of the Receivables, other than ordinary routine litigation incidental to the Trustee's or the Company's servicing duties under the Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the period covered by this report to a vote of the Certificateholders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          (a) CS First Boston and Morgan Stanley and Co. have informed the Company that, while they have been prepared to quote prices to institutional investors for the purchase and sale of Certificates, to the best of their knowledge, there have been only limited sporadic quotations for the purchase and sale of Certificates.

          (b) As of December 31, 1996, there was one (1) Certificateholder of record, Cede & Co. as nominee for the Depository Trust Company ("DTC").

          (c)  Not Applicable.

Item 6.   Selected Financial Data.

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Not Applicable.

Item 8.   Financial Statement and Supplementary Data.

          Not Applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.

Item 11.  Executive Compensation.

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) To the best knowledge of the registrant, as of December 31, 1996, there was one (1) Certificateholder of record for each class of certificates, Cede & Co. as nominee for DTC, whose participating members in aggregate owned of record in excess of five percent (5%) of the interest represented by the certificates, as set forth in the table below. The Registrant has no knowledge of whether any of such participating member of DTC is a "Beneficial owner" (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934), of the Certificates held of record.


                       Name and Address           Amount and Nature    Percent
Title of Class                of                         of              of
                       Certificateholder         Certificate Holdings   Class
------------------------------------------------------------------------------
Associates Manufactured Cede & Co.                1,935                 23.89%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 5.70%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $96,750,000.00 <F1>
Certificates,
Class A-1

Associates Manufactured Cede & Co.                1,294                 15.97%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 6.05%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $64,700,000.00 <F1>
Certificates,
Class A-2

Associates Manufactured Cede & Co.                1,269                 15.67%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 6.35%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $63,470,000.00 <F1>
Certificates,
Class A-3

Associates Manufactured Cede & Co.                727                    8.98%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 6.60%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $36,350,000.00  <F1>
Certificates,
Class A-4

Associates Manufactured Cede & Co.                1,498                 18.49%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 6.90%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $74,885,000.00 <F1>
Certificates,
Class A-5

Associates Manufactured Cede & Co.                547                    6.75%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 7.10%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $27,339,000.00  <F1>
Certificates,
Class M

Associates Manufactured Cede & Co.                547                    6.75%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 7.20%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $27,339,000.00  <F1>
Certificates,
Class B-1

Associates Manufactured Cede & Co.                283                    3.50%
Housing Contract        P.O. Box 20               Certificates
Series 1996-2 8.30%     Bowling Green Station     representing
Asset Backed            New York, NY  10274       $14,176,244.00  <F1>
Certificates,
Class B-2

[FN]

 <F1>  Each Certificate represented $50,000 on date of issuance and $49,039.69 as of December 31, 1996. As of December 31, 1996, the aggregate outstanding principal amount of Certificates was $397,230,563.57.


          (b)  Not Applicable.

          (c)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) The Registrant knows of no transaction or series of similar transactions during the period from inception (September 1, 1996) through December 31, 1996, or any currently proposed transaction or series of similar transactions to which the Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any Certificateholder of beneficial owner, had or will have a direct or indirect material interest.

          (b)  Not Applicable.

          (c)  Not Applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The attached report of Coopers & Lybrand L.L.P. regarding the servicing activities of the Company, prepared pursuant to ARTICLE XIII, Section 13.11. of the Standard Terms and Conditions of the Agreement, is filed as Exhibit 99.

          (b) In its request for a no-action letter (which letter was issued by the Commission on September 19, 1991), Associates Housing Finance Services Inc., on behalf of the Registrant, proposed to include herein as an exhibit the Annual Report required to be issued following the end of each calendar year by the Trustee regarding distributions made to Certificateholders in the prior year. The Registrant files herewith as Exhibit 19(b) the Trustee's Report for December 1996 as part of the annual report for the calendar year 1996 pursuant to ARTICLE XIV, Section 14.11 of the Standard Terms and Conditions of the Agreement is filed as part of this Report.

           (c) Servicer's Certificate for December 1996 is filed as Exhibit
               19(a).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Associates Manufactured Housing Contract
                                   Pass-Through Certificates, Series 1996-2

                                   By: CS First Boston Mortgage Securities Corp.

Date: June 17, 1999                     By: /s/  William S. Pitofsky
                                            ------------------------
                                          Name:  William S. Pitofsky
                                          Title: Attorney-in-fact

                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                    EXHIBIT                                    PAGE
 -----------------------------------------------------------------------------
 19(a)    Servicer's Certificate for December, 1996
 19(b)    Trustee's Report
 99       Report of Independent Public Accountants